Form 10KSB/A
period 1999-12-31
QUILCHENA RESOURCES INC
filed 2000-03-30
CIK 1082539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-SB/A
GENERAL  FORM  FOR  REGISTRATION  OF  SECURITIES  OF  SMALL  BUSINESS  ISSUERS
        UNDER SECTION 12(B) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Quilchena Resources, Inc.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)
     Nevada                                                          91-2006414
-------------------------------------------------------------------------------
(State  or  other  jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation  or  organization)

#3400  -  666  Burrard  Street                                    V6C  3M7
Vancouver,  British  Columbia,  Canada
-------------------------------------------------------------------------------
(Address  of  principal  executive  offices)          (Zip  Code)

Issuer's  telephone  number:  (604)  688-3929

Securities  to  be  registered  under  Section  12(b)  of  the  Act:

     Title  of  each  class               Name  of  each  exchange  on  which
     to  be  so  registered               each  class  is  to  be  registered

     None                                               N/A
----------------------------------------------------------------------------

Securities  to  be  registered  under  Section  12(g)  of  the  Act:

                     Common Capital Shares $0.001 par value
----------------------------------------------------------------------------
                           (Title  of  class)


                                      GLOSSARY OF TERMS
AMPHIBOLITE . . . . . . . . . . granular metamorphic rocks
ANDESITIC . . . . . .    . . .  fine-grained brown or greenish intermediate volcanic rocks
DACITIC . . . . . . . .         fine-grained brown or greenish intermediate volcanic rocks, similar to andesitic rock
DIORITE . . . . . . . . . . . . coarse-grained plutonic igneous rocks containing quartz
GNEISSIC. . . . . . . . . . . . coarse grained metamorphic rock foliated by mineral layers
GREENSTONE. . . . . . . . . . . greenish igneous rock
LITHOLOGIES . . . . . . . . . . the general physical characteristics of rocks
MAGNETITE . . . . . . . . . . . magnetic iron oxide
MIGMATITES. . . . . . . . . . . composite rocks composed of igneous and metamorphic minerals
PELITES . . . . . . . . . . . . rocks composed of clay-like sediment
PERMIAN . . . . . . . . . . . . belonging to the last period of the Palaeozoic Era
PLUTONIC. . . . . . . . . . . . formed as igneous rock
PYRRHOTITE. . . . . . . . . . . minerals that form in magmatic igneous deposits; also found in highly metamorphic rocks and in hydrothermal veins
PYROXENITE. . . . . . . . . . . any group of minerals
SCHIST. . . . . . . . . . . . . a foliated metamorphic rock composed of layers of different minerals which split into thin, irregular plates
SUPRACRUSTALS . . . . . . . . . rocks that overlie basement rocks
TREMOLITE-ACTINOLITE. . . . . . a common mineral in metamorphic rocks, of which actinolite is the intermediate member
ULTRAMAFIC. . . . . . . . . . . intrusive rocks consisting of only dark colored minerals
VOLCANICLASTIC                  clastic rock (sediment composed of clasts which have been transported from their place of origin, such as sandst

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

ITEM  1.     DESCRIPTION  OF  BUSINESS

1.1     Introduction

Quilchena Resources, Inc. (hereinafter referred to as the "Company") is a mineral exploration and development company. The Company's corporate and head offices are located at #3400 - 666 Burrard Street, Vancouver, British Columbia V6C 3M7. The telephone number is (604) 688-3929 and the facsimile number is
(604)  688-3927.
The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.
In this Registration Statement, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to common shares refer to the common capital shares in the capital stock of the Company.

1.2     Business  Development  of  Issuer  During  Last  Three  Years

The Company was incorporated under the laws of the State of Nevada on March 3, 1999, and as such has had limited business development.
On July 20, 1999, the Company entered into an Assignment Agreement (the "Assignment Agreement") with Wet Coast Capital Corporation ("Wet Coast"), pursuant to which the Company paid Wet Coast the sum of $10,000 and in return, was assigned Wet Coast's interest in an Option Agreement between Wet Coast and Gerry Diakow, dated July 20, 1999 (the "Option Agreement"). Pursuant to the Option Agreement, Mr. Diakow granted Wet Coast an option (the "Option") to acquire a 100% undivided interest in property known as the "Hi-Ho 1 - 10 Mining Claims", located in the New Westminster Mining Division, 121, 36 West Longitude and 49 23, 30 North Latitude, British Columbia, Canada (the "Hi-Ho Claims"). Pursuant to the terms of the Assignment Agreement, in order to exercise the Option, the Company must finance the work program on the Hi-Ho Claims (the "Work Program"), as recommended by Douglas H. Hopper, Consulting Geologist, in his report entitled "Exploration Potential of Hi-Ho Claims, Garnet Creek", dated March 11, 1999 (the "Exploration Report"). A copy of the Exploration Report is attached to this Registration Statement as an exhibit, as is Mr. Hopper's consent to utilize the Exploration Report for this purpose. In the Exploration Report, Mr. Hopper estimates the total cost of the Work Program at CDN$8,495. Pursuant to the terms of an Amending Agreement dated February 9, 2000 (the "Amending Agreement"), between Gerry Diakow and the Company, the Work Program must be financed by December 31, 2000.
In partial satisfaction of the Work Program and under the terms of the Option Agreement, Gerry Diakow spent five (5) days between November 22, 1999 and November 27, 1999 examining, mapping, hand trenching and sampling the Hi-Ho Claims (the "Initial Reconnaissance"). As required by the Work Program, on February 3, 2000, Mr. Diakow prepared the initial engineering report, entitled "Prospecting Report on Rock Sampling over the Hi-Ho Property"

(the "Prospecting Report"). A copy of the Prospecting Report is attached to this Registration Statement as an exhibit, as is Mr. Diakow's consent to utilize the Prospecting Report for this purpose. In order to fulfil the requirements of the Work Program, Mr. Diakow will spend a further period of time (as yet undetermined), prior to December 31, 2000, examining, mapping, hand trenching and sampling the Hi-Ho Claims (the "Secondary Reconnaissance"). Following the Secondary Reconnaissance, and within two months, Mr. Diakow will prepare a final engineering report (the "Final Engineering Report"). The Final Engineering Report, together with the Prospecting Report, will fulfil the terms of the Work Program, as well as the requirements to hold the Hi-Ho Claims in good standing for between 3 and 4 years. Depending upon the economics of developing either an industrial mineral property or a precious metal property, a second phase of exploration may be commenced. The determination with respect to a second phase of exploration will be made by the President of the Company, Derek Herman. The Company anticipates that the Secondary Reconnaissance under the Work Program will be completed by December 31, 2000.

The Company has not been involved in any bankruptcy, receivership or similar proceedings, nor has it been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of its business.

1.3     Business  of  the  Company

Since its incorporation, the Company has operated as a mineral exploration and development company.

1.4     Business  Strategy

The Company's objective is to explore, map, sample, develop and eventually mine the Hi-Ho Claims. As a starting point, the Company has implemented the initial stage of the Work Program, and the initial financing of same. The Work Program must be completely financed by December 31, 2000, pursuant to the Amending Agreement. Upon completion of the Work Program, the Company will evaluate the findings made in the Prospecting Report and the Final Engineering Report, and will determine its next course of action based upon the findings in both the Prospecting Report and the Final Engineering Report.

1.5     Research  and  Development

To date, the Company has spent a minimal amount of money on the exploration of the Hi-Ho Claims. Funds were expended in conjunction with seeking and securing the Assignment Agreement ($10,000), and to facilitate the initial stage of the Work Program (CDN$4,280). The Company must finance the Secondary Reconnaissance by December 31, 2000, and anticipates that the cost to do so will be approximately CDN$4,215. The Company does not anticipate that it will expend any further funds through December 31, 2000.

1.6     Competition

The Company competes with mining companies and smaller natural resources companies in the acquisition, exploration, financing and development of mineral properties and projects. Many of these companies are larger, more experienced and more well-established financially than the

Company. The Company's economic position will depend upon its ability to successfully and economically explore and develop, if economically feasible, the Hi-Ho Claims and any other new mineral resource properties or projects. The Company's ability to be competitive in the market over the long term is dependent upon the quality and amount of ore discovered, cost of production and proximity to its market. Due to the large number of companies and variables involved in the mining industry, it is not possible to pinpoint the Company's direct competition.

1.7     Risk  Factors

Much of the information included in this Registration Statement includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by the Company and its management in connection with its business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. The Company cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors.

1.8     Risks  of  Exploration  and  Development

Resource exploration and development is by nature a speculative enterprise and therefore involves a high degree of risk. The marketability of any natural resources discovered by the Company will be affected by a number of factors beyond its control, including commodity price, currency volatility, the proximity and capacity of the natural resource markets and processing equipment, government regulations with respect to prices, taxes, royalties, land tenure, importing and exporting of minerals and environmental protection. In addition, few mineral exploration properties become commercially viable mines, and there cannot be any assurances that the exploration work carried out by the Company will lead to the discovery of an ore body which will result in a commercially viable or economically feasible mining operation. Although the exact effect of these factors cannot be accurately predicted, a combination of these factors may result in the Company not receiving adequate return on invested capital and may have an adverse impact on the Company's continued operations.

1.9     Recovery  of  Reserves

In carrying on its mineral exploration and development activities, the Company may rely upon calculations as to potential ore reserves and corresponding ore grades on the Company's prospects which, by their nature, are not exact. Until the minerals are actually mined and processed, any ore reserves and ore grades must be considered estimates only. As mineral prices have historically been cyclical and dependent upon factors beyond the Company's control (including changes in investment trends, international monetary systems, political events and changes in the supply and demand for minerals on public and private markets), the quantity of economic reserves will also vary. Any material changes in reserves, ore grades or stripping ratios will further affect the economic viability of any future prospects which may be developed. In addition, short term operating factors relating to prospect development, including a need for the orderly development and the processing of new or different mineral grades may affect the Company's profitability at any given time. There can be no assurances that mineral recovery rates predicted as a result of testing will be duplicated on-site or during production.

1.10     Fluctuation  of  Mineral  Prices

The Company's mining operations, if any are undertaken, will be subject to the normal risks of mining. Profits are subject to fluctuations in mineral prices and in particular the market price of the mineral being mined. The price of minerals has fluctuated widely in the past and is affected by factors beyond the Company's control, including international economic and political trends, expectations of inflation, interest rates, global or regional consumptive patterns, speculative activities and production methods. The effect of these factors on the price of minerals cannot be accurately predicted.

1.11     Capitalization  and  Commercial  Viability

The Company has limited financial resources and there can be no assurances that additional funding will be available to the Company for further exploration or development of the Hi-Ho Claims beyond the Work Program, or of any other properties which may be acquired by the Company in the future. Although the Company has been successful to date in obtaining financing through the sale of its common shares, there can be no assurances that the Company will be successful in doing so in the future. Failure to obtain additional financing could result in delay or indefinite postponement of further exploration and development of the Hi-Ho Claims or any future claims, with the possible loss of exploration permits and/or the expiry of options in connection with such claims. The commercial viability of production on a particular claim will be affected by factors that are beyond the Company's control, including the attributes of any particular deposit, the fluctuation in mineral prices, the costs of constructing and operating a mine, processing facilities, the availability of economic sources of energy, government regulations, including regulations relating to prices, royalties, restrictions on production, quotas on exportation of mineral, as well as the costs associated with environmental and agricultural land protection. It is not possible to assess with any degree of certainty the impact of these factors upon the Company's business.

1.12     Uninsurable  Risks

Mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected formations, power outages, labour disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery or labour may have an effect on the Company's ability to explore and develop the Hi-Ho Claims and other claims in the future. The
Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may not elect to insure. The payments with respect to these types of liability may have a material, adverse effect on the Company's financial position and continuing operations.

1.13     Compliance  with  Government  Regulations

The Company's explorations and operations are subject to mining, health, labour and environmental regulations, changes in which may result in additional expenditures, availability of capital, competition, reserve uncertainty, potential conflicts of interest, title risks, dilution and restrictions and delays in operations, the extent of which is not possible to predict. The mining industry in Canada is subject to legislation at both the federal and provincial levels, and is mainly related to the protection of the environment. The Company is required to obtain and maintain compliance with a full range of activities during exploration, development, production and closure and reclamation. Existing and possible future legislation could cause additional expense and capital expenditures, restrictions and delays in the development and future operations of the Hi-Ho Claims, the extent of which cannot be predicted by management of the Company. The Company may incur increased or decreased costs and delays depending upon the nature of its future activities, and the standards that are applied. It is possible that the costs and delays associated with meeting such standards may become such that the Company would not proceed with the further development or operation of a mine.
In British Columbia, mining activities are regulated by two statutes, the Mines Act and the Mineral Tenure Act.

The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment, and sets out the regulations surrounding the initial staking and reserving of a mining property. Pursuant to the Mines Act, the owner, agent or manager must apply for a permit and must provide a plan outlining the proposed work and a program for, among other things, the protection and reclamation of the lands prior to the commencement of any work on the mining property. In addition, a manager of the mine must be appointed prior to the commencement of any work is commenced. Finally, each manager is responsible for keeping accurate mine site plans at the provincial mining office; the plans must be updated every three months. The Mineral Tenure Act addresses such things as the administration of the office of the provincial gold commissioner, the manner in which a claim must be recorded and maintained, the preparation of reports on geological work completed on a site, the issuance of mining leases and other miscellaneous items pertaining to mining in the Province of British Columbia.

1.14     "Penny  Stock"  Rules

The Company's common shares are subject to rules promulgated by the SEC relating to "penny stocks", which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Company's common shares and may affect the secondary market for the Company's common shares. These rules could also hamper the Company's ability to raise funds in the primary market for the Company's common shares.

1.15     Limited  Operating  History

As the Company was incorporated one year ago, on March 3, 1999, it has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Some of these risks and uncertainties relate to the Company's ability to explore, develop and exploit the Hi-Ho Claims, and other claims in the future, and to attract, retain and motivate qualified personnel. The Company cannot be sure that it will be successful in addressing these risks and uncertainties, and its failure to do so could have a materially adverse effect on its financial condition and continued operations. In addition, the Company's operating results are dependent to a large degree upon factors outside the Company's control, including among other things, the speculative nature of resource exploration and development, inaccurate calculation of reserves and difficulties associated with the recovery of same, fluctuation of mineral prices and uninsurable risks. There are no assurances that the Company will be successful in addressing these risks, and failure to do so may adversely affect the Company's business and financial condition.

1.16     History  of  Losses

The Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future and may never become profitable. The Company has incurred net losses of approximately $13,460 to December 31, 1999. The Company's ability to generate significant revenues is uncertain. Its short and long-term prospects depend upon the viability of the Hi-Ho Claims and any claims it may acquire and develop in the future. The Company has projected that a significant portion of its revenues will be generated from the exploration and possible production of such minerals as nickel, copper, chromium, gold and platinum from the Hi-Ho Claims. Accordingly, the Company's success is highly dependent on developing the Hi-Ho Claims into a fully operational mine, which may not prove to be commercially or economically viable, and the Company may never generate significant revenues if the Hi-Ho Claims and any future claims do not prove to be commercially or economically viable. In order for the Company to make a profit, its revenues (of which it currently has none) must increase proportionately to its exploration and development costs to cover those and other future costs. Even if it becomes profitable, the Company may not sustain or increase its profits on a quarterly or annual basis in the future.

1.17     Uncertain  Ability  to  Manage  Growth

The Company's ability to achieve its planned growth is dependent upon a number of factors including, but not limited to, its ability to hire suitable employees, the adequacy of the Company's financial resources and the Company's ability to identify and develop the Hi-Ho Claims and any claims it may acquire and develop in the future. In addition, there can be no assurance that the Company will be able to achieve its anticipated goals or that it will be able to manage successfully its operations. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on the Company.

1.18     Need  for  Additional  Financing

Based on its current operating plan, the Company anticipates that it will require funds in the amount of approximately CDN$4,215 prior to December 31, 2000 in order to finance the Secondary Reconnaissance under the Work Program. The funds required to do so are already in place. The Company does not anticipate that it will require additional financing by the end of 2000; however, the Company may need to raise additional capital sooner to fund more rapid expansion, to conduct further exploration and/or to test the Hi-Ho Claims, to develop new mineral claims or to respond to competitive pressures.

The Company's ability to continue in business in the future depends upon its continued ability to obtain financing. There can be no assurance that any such financing would be available upon terms and conditions acceptable to the Company, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a material adverse effect upon the Company. Although the Company believes that it can raise financing sufficient to meet its immediate needs, it will require funds to finance its exploration and development activities in the future. There can be no assurance that such funds will be available or available on terms satisfactory to the Company. If additional funds are raised by issuing equity securities, further dilution to existing or future stockholders is likely to result. If adequate funds are not available on acceptable terms when needed, the Company may be required to delay, scale-back or eliminate its development. Inadequate funding also could impair the Company's ability to compete in the marketplace and could result in its dissolution.

1.19     Dependence  Upon  Key  Personnel

The Company's key personnel is limited at present to Derek Herman, the President of the Company. Mr. Herman is currently the sole director, officer and employee of the Company. The loss of Mr. Herman's services and the services of any future employees, for any reason, may have a materially adverse effect on the prospects of the Company. There can be no assurance that the Company would be able to find a suitable replacement in the event that Mr. Herman's services or the services of future key employees are lost. Furthermore, the Company does not presently maintain "key man" life insurance on the live of Mr. Herman. To the extent that the services of any key employee of the Company become unavailable, the Company will be required to retain other qualified persons; however, there can be no assurance that it will be able to employ qualified persons upon acceptable terms.

1.20     Employees

As at February 29, 2000, the Company employs 1 person on a full-time basis, the President and sole director the Company, Derek Herman.

1.21     Insider  Control  of  Common  Stock

As of February 29, 2000, the sole director and executive officer beneficially owned approximately 10% of the outstanding common shares.

1.22     Volatility  of  Stock  Price

The Company's common shares are not currently publicly traded. In the future, the trading price of the Company's common shares may be subject to wide fluctuations. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond the Company's control. In addition, the stock market in general, and the market for natural resource and mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of the common shares, regardless of the Company's operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

1.23     Reports  to  Security  Holders

Under Nevada state law, the Company is not required to deliver an annual report to its shareholders but does intend to voluntarily send an annual report including its audited financial statements.

1.24     Securities  and  Exchange  Commission's  Public  Reference

Any member of the public may read and copy any materials filed by the Company with the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM  2.     PLAN  OF  OPERATION

2.1     General

The Company has completed the Initial Reconnaissance under the Work Program with respect to the Hi-Ho Claims, and intends to implement the Secondary Reconnaissance prior to December 31, 2000. As set out in the Option Agreement and in accordance with the Work Program, Gerry Diakow will spend a further period of time (as yet undetermined) conducting the Secondary Reconnaissance, following which the Final Engineering Report will be completed. The Final Engineering Report will fulfil the Work Program and the requirements to hold the Hi-Ho Claims in good standing for between 3 and 4 years. Depending upon the economics of developing either an industrial mineral property or a precious metal property, a second phase of exploration may be commenced. A determination with respect to a second phase of exploration will be made by the President of the Company, Derek Herman, and will be dependent upon whether further exploration of the Hi-Ho Claims is deemed to be economically and commercially viable.

2.2     Cash  Requirements

The Company's cash requirements for the period ending December 31, 2000 are estimated at CDN$4,215 for completion of the Work Program. As the Company has the funds to satisfy its cash requirements, it does not anticipate having to raise additional funds over the next 12 months.

2.3     Exploration  and  Development

To date, the Company has not expended significant funds for exploration and development. The Exploration Report was prepared prior to Company entering into the Assignment Agreement. Pursuant to the Assignment Agreement, the Company paid the sum of $10,000 to Wet Coast to acquire Wet Coast's interest in the Option Agreement. The Company anticipates that it will spend approximately CDN$4,215 on further exploration and development through December 31, 2000, in the form of financing of the Final Reconnaissance under the Work Program. The Company does not anticipate that it will expend further funds for exploration and development through December 31, 2000, and will not know whether it will expend any funds after that date until it receives and reviews the Final Engineering Report.

2.4     Purchase  of  Significant  Equipment

The Company does not intend to purchase any significant equipment through December 31, 2000.

2.5     Employees

At this time, the Company does not anticipate a change in the number of employees it retains (currently one employee).

ITEM  3.     DESCRIPTION  OF  PROPERTY

The Company's executive and head offices are located at Suite 3400 - 666 Burrard Street, Vancouver, British Columbia. The offices are extremely small in size and are provided to the Company on a rent free basis by Sonora Capital Corporation, a company with which the sole director and executive officer of the Company, Derek Herman, has a relationship. The Company anticipates that its office space will continue to be provided to it on a rent free basis through December 31, 2000.

Assignment  Agreement/Option  to  Purchase

The Company does not own any property outright. Pursuant to the Assignment Agreement, it has an option to acquire an undivided 100% interest in the Hi-Ho Claims. Prior to entering into the Assignment Agreement, Wet Coast warranted that it paid the sum of CDN$7,500 to Gerry Diakow, pursuant to the terms of the Option Agreement. The Company, in turn, paid the sum of $10,000 to acquire the Option Agreement from Wet Coast. In order to exercise its option under the Assignment Agreement, and pursuant to the Amending Agreement, the Company must fund the Work Program in its entirety by December 31, 2000. The Option
Agreement  and  the  Assignment  Agreement  expire  on  January  20,  2001.

As set out in the Option Agreement and in accordance with the Work Program, Gerry Diakow has completed the Initial Reconnaissance (5 days) and will spend a further period of time (as yet undetermined) conducting the Secondary Reconnaissance. Following the Initial Reconnaissance, the Prospecting Report was completed. The Prospecting Report, together with the Final Engineering Report, will fulfil the Work Program and the requirements to hold the Hi-Ho Claims in good standing for between 3 and 4 years. Depending upon the economics of developing either an industrial mineral property or a precious metal property, a second phase of exploration may be commenced. At this time, the Hi-Ho Claims are without known reserves and the Work Program and any further programs are, at this time, exploratory in nature.

Location  and  Access

At present, the Company is at the "exploration stage" with respect to the Hi-Ho Claims, and expects to remain at the exploration stage at least through December 31, 2000. The Hi-Ho Claims consist of 10 contiguous mineral claims comprising 225 hectares in the New Westminster Mining Division in southwestern British Columbia, Canada. The Claims are located on Garnet Creek on the north side of the Fraser River, approximately 13 kilometres west of Hope, British Columbia, and are accessed by a dirt road which parallels the east side of Ruby Creek and runs north from Highway 7 at a point 12 kilometres southwest of the juncture of Highway 7 and the Trans Canada Highway.

Previous  Operations

The Hi-Ho Claims are situated between two mining camps, each of which are within 10 miles of the Hi-Ho Claims. The first (the "Harrison Lake Group") is located on the south slope of Bear Mountain approximately 4 miles west of the Hi-Ho
Claims. Considerable development work was done on the Harrison Lake Group between 1915 and 1917, and approximately 181.4 tonnes of ore was shipped from the property during 1916 and 1917. The second mining camp (the "Emory Creek Mines") is located northeast of the Hi-Ho Claims, and has been developed since the 1920's. The commodities include nickel, copper, chromium, gold, platinum and palladium. Seventeen main ore bodies from these early works were later mined by the Giant Nickel mine, which was in operation between 1958 and 1974. Nickel and copper were the prime metallic products, with cobalt as a by-product. Chrome oxide, platinum, gold and silver were also reported.

The earliest recorded work in the vicinity of the Hi-Ho Claims was conducted by Black Mastoden Mining Ltd. on a mineral claim located one mile north of the mouth of Ruby Creek. An area known as Doctor's Point, located on the southwest shore of Harrison Lake approximately 45 kilometres north-northeast of Harrison Hot Springs contains two deposits. The first (the Providence Mine) was worked in the late 1800s/early 1900s and is covered by Crown (government) grants. The second is the Nagy Gold Occurrence, in which area Mr. G. Nagy discovered gold-silver mineralization during the 1970s. The Nagy claims were purchased in 1981 and a further exploration program was undertaken by Rhyolite Resources Inc.

Present  Condition  of  the  Hi-Ho  Claims

Between November 22 and November 29, 1999, Gerry Diakow, a mineral exploration technician, carried out the Initial Reconnaissance on Hi-Ho Claims #1, #2, #3 and #4. The sampling completed by Mr. Diakow resulted in 17 rock samples and 2 silt samples, which were sent for analysis to Acme Analytical Laboratories Ltd. ("Acme") in Vancouver, British Columbia. The results of this analysis are contained in a Geotechnical Analysis Certificate prepared by Acme in January, 2000, which Certificate forms part of the Prospecting Report.

The Hi-Ho Claims have not been explored for approximately 10 years. The low elevation and warm, wet climate encourages the rapid growth of foliage in the area, which has effectively covered the known showing and previous grid work. THE HI-HO CLAIMS ARE WITHOUT KNOWN RESERVES, AND THE COMPANY'S PROPOSED PLAN WITH RESPECT TO THE HI-HO CLAIMS IS EXPLORATORY IN NATURE.

Plant  and  Equipment

At this time, the Company does not have a plant or any equipment at the Hi-Ho Claims. As the Company is in the early stages of exploration with respect to the Hi-Ho Claims, it does not anticipate expending any capital on a plant or related equipment at the Hi-Ho Claims through December 31, 2000.

Rock  Formations  and  Mineralization

The following information was extracted from the Exploration Report, prepared by Douglas H. Hopper, Consulting Geologist.

The words in BOLD PRINT in this section are defined at the beginning of this Registration Statement: See "Glossary of Terms".

The Harrison Lake fracture system forms a major, southeasterly trending dislocation over 100 kilometres in length, which in part passes along, and parallel to Harrison Lake. The system separates highly contrasting geological regimes. To the northeast, the rocks include well-formed SUPRACRUSTALS of the Pennsylvanian to Permian Chilliwack Group, as well as highly foliated GNEISSIC rocks and some younger granites. By contrast, the rocks on the southwestern side of the fracture are generally younger, are less deformed and have suffered lower metamorphic grade. They include a variety of volcanic, VOLCANICLASTIC and sedimentary rocks, as well as intrusive granite rocks and MIGMATITES. The most important regarding gold mineralization are the Fire Lake and Harrison Lake Groups which are well developed respectively northwest and southwest of Harrison Lake. The Fire Lake Group comprises a variety of coarse to fine-grained sedimentary rocks with lesser GREENSTONE volcanic rocks, while the Harrison Lake Group is predominantly a volcanic sequence of ANDESITIC to DACITIC composition, with smaller amounts of VOLCANICLASTIC and sedimentary rocks. Both groups are intruded by younger PLUTONIC rocks ranging from granite to DIORITE.

The Harrison Lake fracture system is associated with regional hot spring activity; this includes two hot springs along the Lillooet River valley, northwest of the lake, as well as one situated at Harrison Hot Springs on the southeastern extremity of the lake. The gold mineralization along the system is hosted in rocks of various ages and LITHOLOGIES. The Fire Lake gold camp, situated approximately 20 kilometres northwest of Harrison Lake, includes six mineralized occurrences, all of which are found in quartz-rich veins that cut the Fire Lake Group.

The Hi-Ho Claims are underlain mainly by lower Pennsylvanian to lower PERMIAN basic volcanic rocks and PELITES of the Chilliwack Group. On the east side of Ruby Creek, a small band of SCHIST and AMPHIBOLITE rocks are separated from the Chilliwack volcanics by a north/south trending fault. A talc exposure 70 metres thick with a strike length of 10 metres has been reported on the southwest bank of Ruby Creek. The talc is believed to be completely altered ULTRAMAFIC body, as many such bodies are seen in the vicinity, including a bluff of pyroxenite north of the talc showing. In this section, the talc ore consists of 25% TREMOLITE-ACTINOLITE and 5% MAGNETITE. PYRROHTITE, carrying values in nickel and copper is also reported. Silver in amounts up to 100 grams per tonne was obtained from pack rock drill samples.

ITEM  4.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

4.1     Beneficial  Ownership

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership.

Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

As of February 29, 2000, 5,000,000 common shares, par value $0.001 were issued and outstanding. The Company is authorized to issue 200,000,000 common shares, par value $0.001.

As of February 29, 2000, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:


                                              NAME AND ADDRESS OF         AMOUNT AND NATURE OF  PERCENTAGE OF
TITLE OF CLASS                                 BENEFICIAL OWNER           BENEFICIAL OWNERSHIP     CLASS(1)
Common Shares                          Dream Weaver Investments Ltd.
                                       Glendenning House, 618 Wicklow
                                       Street, Dublin 2 Ireland                        497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Cronwall Investments Ltd.
                                       Suite 95 East Bay Shopping Centre
                                       P.O. Box N-1836, Nassau, Bahamas                497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Spirit Investments Ltd. (2)
                                       16 Promenade Saint-Antoine
                                       1204 Geneva, Switzerland                        497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Lamplighter Investments Ltd.
                                       88 Ellis Road, Crowthorne Berks
              . . . . . . . . . . . .  England RG45 6PN                                497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Strathburn Investments Ltd.
                                       Suite 95 East Bay Shopping Centre
                                       P.O. Box N-1836, Nassau, Bahamas                497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Dynamic Investments Ltd.
                                       Penthouse Suite, Buckingham Square
                                       West Bay Road, SMB,
                                       Grand Cayman, Cayman Islands, BWI               497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Anchor Cove Investments Ltd.
                                       2 Elyston Court, Howard's Lane,
                                       Putney, London,
                                       England  SW15 6QH                               497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Aero Atlantic Ltd.
                                       Palm Chambers, P.O. Box 119
                                       Roadtown, Tortola, BVI                          497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Sonora Capital Corp.
                                       1000 - 355 Burrard Street
                                       Vancouver, BC  V6C 2G8  Canada                  497,500           9.95%
-------------------------------------  ---------------------------------  --------------------  --------------
Common Shares                          Castaways Holdings
                                       Palm Chambers, P.O. Box 119
                                       Roadtown, Tortola, BVI                          497,500           9.95%
=====================================  =================================  ====================  ==============

(1)     Based  on  5,000,000  shares  outstanding  as  of  February  29,  2000.
(2)     Derek  Herman  is  the  authorized  signatory  for but not the beneficial owner of the shares owned by
Spirit  Investments  Ltd.

The following table lists, as of February 29, 2000, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by the sole director and officer.

                      NAME AND ADDRESS OF         AMOUNT AND NATURE OF   PERCENTAGE
TITLE OF CLASS          BENEFICIAL OWNER          BENEFICIAL OWNERSHIP   OF CLASS(1)
==============  ================================  =====================  ===========
                Derek Herman
Common . . . .  302 - 1825 West 8th Avenue
Shares . . . .  Vancouver, BC  V5E 1E3  Canada               498,500(2)        10.0%

Common
Shares . . . .  Directors and Officer as a group               498,500         10.0%
==============  ================================  =====================  ===========

(1)     Based  on  5,000,000 shares outstanding as of February 29, 2000 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may  be, of currently exercisable or convertible debentures, share purchase warrants and  stock  options.

(2)     Spirit  Investments  Ltd.  (16  Promenade  Saint-Antoine,  1204  Geneva,
Switzerland) owns 497,500 of the total number of common shares held by Derek Herman.
Mr.  Herman  is  the  authorized  signatory  for but not the beneficial owner of the shares  owned  by  Spirit  Investments  Ltd.


4.2     Changes  in  Control

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  5.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The following table and text sets forth the names and ages of the Company's sole director, sole executive officer and sole significant employee as of February 29, 2000. The present director will serve until the next Annual General Meeting of shareholders and until his successor(s) is/are elected and qualified, or until his earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of the sole director, executive officer and significant employee during the past five years and an indication of directorships held by the sole director in other companies subject to the reporting requirements under the federal securities laws.


5.1             Directors, executive officers and other significant employees:

                                   POSITION HELD WITH THE             DATE FIRST ELECTED
NAME                               COMPANY                  AGE       OR APPOINTED
-----------------------------------------------------------------------------------------

Derek Herman                        President, Secretary,
                                    Treasurer and Director  46        March 4, 1999 (as
                                                                      to all positions)
---------------------------------  ------------------       ------------  -----------------

During 1999 and 2000, Derek Herman was the Acting Chairman of Sportsprize Entertainment Inc., an e-commerce sporting product sales company, and so acted until Sportsprize's offices moved to California. Between 1996 and 2000, Mr. Herman was the owner and President of TCD Technology Ltd. (Vancouver, British Columbia), a developer, manufacturer and marketer of specialized computer products. Prior to his employment at TCD Technology Ltd., Mr. Herman was the owner of DH & Associates, a company located in Johannesburg, South Africa, which began as a print marketing company and evolved over time to offer services including electronic pre-press through to film imaging, print brokering, and public relations. Mr. Herman completed his articled chartered accountant training at Michelow Karlin & James Chartered Accounts in South Africa in 1973.

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which Mr. Herman was selected to be a director or executive officer.

The Company's sole director, executive officer, promoter and control person has not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM  6.     EXECUTIVE  COMPENSATION

The Company's chief executive officer (and sole director and executive officer) did not receive any cash or other compensation during the year ended December 31, 1999.

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 1999 to the Company's sole executive officer and sole director. There were no stock options outstanding as at February 29, 2000, and the Company has not granted options to its executive officer and director. To date, the Company has granted no stock options to employee or consultants.

The Company has no formal plan for compensating its directors for their service in their capacity as directors although such directors have received from time to time and are expected to receive in the future options to purchase common shares as awarded by the Board of Directors or (as to future options) a Compensation Committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

There are no management agreements with the Company's sole director or sole executive officer.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by the sole executive officer of the Company to compensate such officer in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per executive officer.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. Other than the management agreements and advisory agreements discussed herein, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers, except that stock options have been and may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM  7.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Other than as disclosed above, there have been no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Derek Herman is the sole promoter of the Company. He subscribed for and was issued 1,000 common shares of the Company at a price of $0.01 per share (see Items 4 and 10).

ITEM  8.     LEGAL  PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer of affiliate of the Company, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to the Company.

ITEM  9.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There  is  no  public  trading  market  for  the  Company's  common  shares.
The Company's common shares are issued in registered form. First American Stock Transfer, Inc., 610 East Bell Road, #2 - 155, Phoenix, Arizona 85022-2393 (Telephone: (602) 485-1346 Facsimile: (602) 953-7482) is the registrar and transfer agent for the Company's common shares.

On February 29, 2000, the shareholders' list for the Company's common shares showed 32 registered shareholders and 5,000,000 shares outstanding. The Company has researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimates that there no additional beneficial shareholders beyond the 32 registered shareholders at the above date. The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on the Company's common shares, the intention of the Company is to retain future earnings for use in its operations and the expansion of its business.

ITEM  10.     RECENT  SALES  OF  UNREGISTERED  SECURITIES

In the past three years, the Company has sold the following common shares without registering such common shares under the Securities Act of 1933:
On March 15, 1999, the Company sold a total of 5,000,000 common shares at a price of $0.01 per common share, for total cash consideration of $50,000 to the following persons, relying on Rule 504 of Regulation D under the Securities Act of 1933, as amended. The price per share was established arbitrarily by the Company's management.




  NUMBER OF
COMMON CAPITAL
    SHARES      NAME                             CONSIDERATION
       497,500    Dream Weaver Investments Ltd.  $        4,975
--------------  -------------------------------  --------------
       497,500    Cronwall Investments Ltd. . .  $        4,975
--------------  -------------------------------  --------------
       497,500    Spirit Investments Ltd. . . .  $        4,975
--------------  -------------------------------  --------------
       497,500    Lamplighter Investments Ltd..  $        4,975
--------------  -------------------------------  --------------
       497,500    Strathburn Investments Ltd. .  $        4,975
--------------  -------------------------------  --------------
       497,500    Dynamic Investments Ltd.. . .  $        4,975
--------------  -------------------------------  --------------
       497,500    Anchor Cove Investments Ltd..  $        4,975
--------------  -------------------------------  --------------
       497,500    Aero Atlantic Ltd.. . . . . .  $        4,975
--------------  -------------------------------  --------------
       497,500    Sonora Capital Corp.. . . . .  $        4,975
--------------  -------------------------------  --------------


       497,500    Castaways Holdings. . . . . .  $        4,975
--------------  -------------------------------  --------------
         1,000    Farrel Barwin . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Bill Turner . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Derek Herman. . . . . . . . .  $           10
--------------  -------------------------------  --------------
         2,000    Zvi Mammon. . . . . . . . . .  $           20
--------------  -------------------------------  --------------
         1,000    Darryl Fain . . . . . . . . .  $           10
                -------------------------------  --------------
         1,000    Brandon Barwin. . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Phil DuBois . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Michael O'Brien . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Don Graham. . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Serena Sive . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         2,000    Norman Mammon . . . . . . . .  $           20
--------------  -------------------------------  --------------
         1,000    Laurie Stringer . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Matt Emery. . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Dan Isserow . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Russ Isaac. . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Phillip Levinson. . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Gary Treisman . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Kevin Ossip . . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Sydney Broer. . . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Kathy Robinson. . . . . . . .  $           10
--------------  -------------------------------  --------------
         1,000    Jonty McNair. . . . . . . . .  $           10
--------------  -------------------------------  --------------
         2,000    Gisele Decker . . . . . . . .  $           20
==============  ===============================  ==============

ITEM  11.     DESCRIPTION  OF  SECURITIES

All of the authorized shares of common stock of the Company are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of common shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of common shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available therefore.

Upon liquidation, dissolution or winding up of the Company, holders of common shares are entitled to receive pro rata the assets of Company, if any, remaining after payments of all debts and liabilities. No common shares have been issued subject to call or assessment. There are no pre-emptive or conversion rights and no provisions for redemption or purchase for cancellation, surrender, or sinking or purchase funds.

Provisions as to the modification, amendment or variation of the rights attaching to the common shares or provisions are contained in Title 7 (Business Associations; Securities; Commodities) of the Nevada Revised Statutes (Chapter 78 - Private Corporations) as follows (NRS 78.207):

1. Unless otherwise provided in the articles of incorporation, a corporation organized and existing under the laws of this state that desires to change the number of shares of a class and series, if any, of its authorized stock by increasing or decreasing the number of authorized shares of the class and series and correspondingly increasing or decreasing the number of issued and outstanding shares of the same class and series held by each stockholder of record at the effective date and time of the change, may, except as otherwise provided in subsections 2 and 3, do so by a resolution adopted by the board of directors, without obtaining the approval of the stockholders. The resolution may also provide for a change of the par value, if any, of the same class and series of the shares increased or decreased. After the effective date and time of the change, the corporation may issue its stock in accordance therewith.

2. A proposal to increase or decrease the number of authorized shares of any class and series, if any, that includes provisions pursuant to which only money will be paid or scrip will be issued to stockholders who:

(a) Before the increase or decrease in the number of shares becomes effective, in the aggregate hold 10 percent or more of the outstanding shares of the affected class and series; and

(b) Would otherwise be entitled to receive fractions of shares in exchange for the cancellation of all of their outstanding shares,

must be approved by the vote of stockholders holding a majority of the voting power of the affected class and series, or such greater proportion as may be provided in the articles of incorporation, regardless of limitations or restrictions on the voting power thereof.

3. If a proposed increase or decrease in the number of authorized shares of any class or series would alter or change any preference or any relative or other right given to any other class or series of outstanding shares, then the increase or decrease must be approved by the vote, in addition to any vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series whose preference or rights are affected by the increase or decrease, regardless of limitations or restrictions on the voting power thereof.

4. Any proposal to increase or decrease the number of authorized shares of any class and series, if any, that includes provisions pursuant to which only money will be paid or scrip will be issued to stockholders who:

(a) Before the increase or decrease in the number of shares becomes effective, hold 1 percent or more of the outstanding shares of the affected class and series; and

(b) Would otherwise be entitled to receive a fraction of a share in exchange for the cancellation of all of their outstanding shares,

is subject to the provisions of NRS 92A.300 to 92A.500 inclusive. If the proposal is subject to those provisions, any stockholder who is obligated to accept money or scrip rather than receive a fraction of a share resulting from the action taken pursuant to this section may dissent in accordance with those provisions and obtain payment of the fair value of the fraction of a share to which the stockholder would otherwise be entitled.

The Company's articles and by-laws do not contain any provisions that would delay, defer or prevent a change in control of the Company.

ITEM  12.     INDEMNIFICATION  OF  DIRECTORS  AND  OFFICERS

The Company's Bylaws provide that, subject to the provisions of the Nevada Revised Statutes, Title 7 (Business Associations, Securities, Commodities), Chapter 78 (Private Corporations) and the General Corporation Law of the State of Nevada, any person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, because he or a person whom he legally represents is or was a director or officer of the Company, or is or was serving at the request of the Company or for its benefit as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, will be indemnified and held harmless to the fullest extent legally permissible under the General Corporation Law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys' fees, judgments, fines and amounts paid in settlement) reasonably incurred or suffered by him in connection with his acting in any such positions. The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Company as such costs are incurred and in advance of the final disposition of the action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that such director and/or officer is not entitled to be indemnified by the Company.

12.1     Indemnification  under  the  Nevada  Revised  Statutes

Pursuant to NRS 78.7502 the Nevada Revised Statutes, Title 7 (Business Associations, Securities, Commodities), Chapter 78 (Private Corporations):

1. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

2. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

3. To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.

Pursuant  to  NRS  78.751:

1. Any discretionary indemnification under NRS 78.7502, unless ordered by a court or advanced pursuant to subsection 2, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

     (a)     By  the  stockholders;
     (b) By the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;
     (c) If a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion; or
     (d) If a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

2. The articles of incorporation, the bylaws or an agreement made by the corporation may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation. The provisions of this subsection do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

3. The indemnification and advancement of expenses authorized in or ordered by a court pursuant to this section:

     (a) Does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in his official capacity or an action in another capacity while holding his office, except that indemnification, unless ordered by a court pursuant to NRS 78.7502 or for the advancement of expenses made pursuant to subsection 2, may not be made to or on behalf of any director or officer if a final adjudication establishes that his acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

     (b) Continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.

ITEM  13.     FINANCIAL  STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The consolidated financial statements are attached hereto and found immediately following the text of this Registration Statement. The Auditor's Report of Davidson & Company, for the audited interim financial statements for the quarters ended June 30, 1999, September 30, 1999 and December 31, 1999 are included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements and Financial Statement Schedules by Davidson and Company:

     Auditor's  Report,  dated  February  1,  2000.
     Consolidated  Balance  Sheet  at  December  31,  1999.
     Consolidated Statements of Operations and Deficit for the Year Ended December 31, 1999.
     Consolidated Statement of Cash Flows for the Year Ended December 31, 1999. Notes to Consolidated Financial Statements.

                            QUILCHENA RESOURCES, INC.
                          (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                DECEMBER 31, 1999

DAVIDSON  &  COMPANY
Chartered  Accountants
A  Partnership  of Incorporated  Professionals

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Quilchena Resources, Inc.
(An  Exploration  Stage  Company)


We have audited the accompanying balance sheet of Quilchena Resources, Inc. as at December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period from incorporation on March 3, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and its cash flows for the period from incorporation on March 3, 1999 to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Quilchena Resources, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, unless the Company attains further profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           "DAVIDSON & COMPANY"
Vancouver, Canada                                         Chartered Accountants
February  1,  2000

                          A Member of SC INTERNATIONAL
Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific
                     Centre, Vancouver, BC, Canada, V7Y 1G6
                  Telephone (604) 687-0947  Fax (604) 687-6172


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
BALANCE  SHEET
(Expressed  in  United  States  Dollars)
AS  AT  DECEMBER  31,  1999

ASSETS

CURRENT
             Cash and cash equivalents                          $ 40,964
             =================================================  =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

             CURRENT
             Accounts payable and accrued liabilities           $  4,424
                                                                ---------

             STOCKHOLDERS' EQUITY
             Capital stock (Note 5)
             Authorized
200,000,000  common shares, par value of $0.001
             Issued and outstanding
5,000,000 .  common shares                                         5,000
             Additional paid in capital                           45,000
             Deficit accumulated during the exploration stage    (13,460)
                                                                ---------

             Total stockholders' equity                           36,540
                                                                ---------

             Total liabilities and stockholders' equity         $ 40,964
             =================================================  =========


HISTORY  AND  ORGANIZATION  OF  THE  COMPANY  (Note  1)

GOING  CONCERN  (Note  2)


ON  BEHALF  OF  THE  BOARD:

/s/ Derek Herman
     Director

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENT  OF  OPERATIONS
(Expressed  in  United  States  Dollars)
PERIOD  FROM  INCORPORATION  ON  MARCH  3,  1999  TO  DECEMBER  31,  1999




EXPENSES
 Incorporation costs . . . . . . . . .  $      640
 Professional fees . . . . . . . . . .       1,924
 Transfer agent fees . . . . . . . . .         896
 Mineral property acquisition costs. .      10,000
                                        -----------

LOSS FOR THE PERIOD. . . . . . . . . .  $  (13,460)
======================================  ===========


BASIC AND FULLY DILUTED LOSS PER SHARE  $    (0.01)


WEIGHTED AVERAGE SHARES OUTSTANDING. .   4,000,000
======================================  ===========

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(Expressed  in  United  States  Dollars)
PERIOD  FROM  INCORPORATION  ON  MARCH  3,  1999  TO  DECEMBER  31,  1999


                                                              Deficit
                                                              Accumulated
                                                  Additional  During  the
                                Common  Stock     Paid-in     Exploration
                               Shares    Amount   Capital     Stage      Total
                              ---------  -------  --------  ---------  ---------

INCORPORATION, MARCH 3, 1999          -  $     -  $      -  $      -   $      -

Shares issued for cash . . .  5,000,000    5,000    45,000         -     50,000

Loss for the period. . . . .          -        -         -   (13,460)   (13,460)
                              ---------  -------  --------  ---------  ---------

BALANCE AT DECEMBER 31, 1999  5,000,000  $ 5,000  $ 45,000  $(13,460)  $ 36,540
============================  =========  =======  ========  =========  =========




THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENT  OF  CASH  FLOWS
(Expressed  in  United  States  Dollars)
PERIOD  FROM  INCORPORATION  ON  MARCH  3,  1999  TO  DECEMBER  31,  1999


CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period. . . . . . . . . . . . . . . . .  $(13,460)

 Changes in other operating assets and liabilities:
   Increase in accounts payable . . . . . . . . . . .     4,424
                                                       ---------

 Net cash provided by operating activities. . . . . .    (9,036)
                                                       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of capital stock for cash . . . . . . . . .    50,000
                                                       ---------

 Net cash provided by financing activities. . . . . .    50,000
                                                       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
 Net cash provided by investing activities. . . . . .         -
                                                       ---------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD    40,964


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . .         -
                                                       ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . .  $ 40,964
=====================================================  =========

CASH PAID DURING THE PERIOD FOR:
 Interest expense . . . . . . . . . . . . . . . . . .  $      -
 Income taxes . . . . . . . . . . . . . . . . . . . .         -
=====================================================  =========



SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES (Note 6)



THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
DECEMBER  31,  1999


1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     The Company was formed on March 3, 1999 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable. The Company therefore has not reached the development stage and is considered to be an exploration stage company.


2.     GOING  CONCERN

     These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The general business strategy of the Company is to acquire mineral properties either directly or through the acquisition of operating entities. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production. The Company has incurred operating losses and requires additional funds to meet its obligations and maintain its operations. Management's plan in this regard is to raise equity financing as required. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.


                                                                          1999
                                                                         -----

Deficit  accumulated  during  the  exploration  stage              $  (13,460)
Working  capital                                                        36,540
==============================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES

     CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost which approximates market.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL  INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     FOREIGN  CURRENCY  TRANSLATION

Amounts denominated in foreign currencies are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
DECEMBER  31,  1999

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     RESOURCE  PROPERTIES

     Costs of acquisition, exploration, carrying, and retaining unproven properties are expenses as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.

     ENVIRONMENTAL  REQUIREMENTS

     At the report date, environmental requirements related to the mineral claims acquired (Note 4) are unknown and therefore an estimate of any future cost cannot be made.

     INCOME  TAXES

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     LOSS  PER  SHARE

     Loss per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during each period, unless the common stock equivalents are anti-dilutive. For the period ended December 31, 1999, the weighted average number of common shares outstanding was 4,000,000.

     STOCK-BASED  COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     COMPREHENSIVE  INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total shareholders' equity as of December 31, 1999.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
DECEMBER  31,  1999

4.     MINERAL  PROPERTY

     On July 20, 1999, the Company acquired an option to earn a 100% interest in the Hi-Ho 1-10 Mining claims located in the New Westminster Mining Division of British Columbia for the price of $10,000 (paid). To exercise its option, the Company must complete a recommended work program in the amount of CDN$8,495 by July 20, 2000. As the claims do not contain any known reserves, the acquisition costs have been expensed during the year.


5.     CAPITAL  STOCK

     During the period, the Company issued 5,000,000 common shares under Rule 504 of Regulation D of the Securities Act of 1933, at a price per share of $0.01, for total proceeds of $50,000.


6. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

There were no significant non-cash transactions during the period ended December 31, 1999.


7.     INCOME  TAXES

     The  Company's  total  deferred  tax  asset  at  December 31 is as follows:


                                                                 1999
                                                                -----

Tax  benefit  of  net  operating  loss  carryforward           $  520
Valuation  allowance                                             (520)
                                                               ------

                                                               $    -
                                                               ======

     The Company has a net operating loss carryforward of approximately $3,460. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


8.     UNCERTAINTY  DUE  TO  THE  YEAR  2000  ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four digits to identify a year. Date-sensitive systems may incorrectly recognize the Year 2000 as some other date, resulting in errors.
The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

ITEM 14. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

ITEM  15.     FINANCIAL  STATEMENTS  AND  EXHIBITS

15.1     Financial  Statements  Filed  as  Part  of  the Registration Statement:

See  Item  13  (Financial  Statements).

15.2     Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit     Description
Number

(3)     Articles  of  Incorporation  and  By-laws:
     3.1     Articles  of  Incorporation  effective  March  3,  1999.
     3.2     By-Laws  effective  March  4,  1999.
(10)     Material  Contracts
     10.1     Option  Agreement  dated  July  20,  1999
     10.2     Assignment  Agreement  dated  July  20,  1999
     10.3     Amending  Agreement  dated  February  9,  2000
(21)     Name  of  Subsidiaries
     Nil.
(23)     Consent of Expert
(27)     Financial  Data  Schedule
(99)     Other
     99.1 Report entitled "Exploration Potential of Hi-Ho Claims, Garnet Creek", prepared March 11, 1999 by Douglas H. Hopper (Full copy of Report filed in paper format under Form SE)

     99.2 Report entitled "Prospecting Report on Rock Sampling over the Hi-Ho Property, prepared February 3, 2000 by Gerry Diakow (Full copy of Report filed in paper format under Form SE)

                                   SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            QUILCHENA  RESOURCES,  INC.

Date:  March  29,  2000     By:  /s/ Derek Herman
                            ------------------------------
                                 Derek  Herman,  President