Form 10KSB40
period 1999-12-31
QUILCHENA RESOURCES INC
filed 2000-03-30
CIK 1082539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549
                                                        OMB APPROVAL
                                             OMB  Number:  3235-0420
                                            Expires:  May  31,  2000
                                          Estimated  average  burden
                                       hours  per  response  3225.00
                                       -----------------------------

                                   FORM 10-KSB
(Mark  One)
[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  1999
                                    -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

     Commission  file  number

                            QUILCHENA RESOURCES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

   NEVADA                                                            91-2006414
   ------                                                            ----------
(State or other jurisdiction of incorporation                           (I.R.S.
or organization)                                   Employer Identification No.)

SUITE 3400 - 666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA, CANADA    V6C 3M7
-------------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

Issuer's  telephone  number  (604)  688-3929
                              ---   --------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:
     Title of each class          Name of each exchange on which registered


Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                     COMMON CAPITAL SHARES, PAR VALUE $0.001
                     ---------------------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $0
                                                                       --

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

4,501,500  common  shares  @  $0.01(1)  =  $45,015
--------------------------------------------------
(1)  Price  at  which  common  shares  were  sold  to  shareholders.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]     No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,000,000  common  shares  issued  and  outstanding  as  of  February  29,  2000
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

  Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [ ]


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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to common shares refer to the common capital shares in the capital stock of the Company.

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

Pursuant to the terms of the Assignment Agreement, in order to exercise the Option, the Company must finance the work program on the Hi-Ho Claims (the "Work Program"), as recommended by Douglas H. Hopper, Consulting Geologist, in his report entitled "Exploration Potential of Hi-Ho Claims, Garnet Creek", dated March 11, 1999 (the "Exploration Report"). A copy of the Exploration Report is attached to this Annual Report as an exhibit, as is Mr. Hopper's consent to utilize the Exploration Report for this purpose. In the Exploration Report, Mr. Hopper estimates the total cost of the Work Program at CDN$8,495. Pursuant to the terms of an Amending Agreement dated February 9, 2000 (the "Amending Agreement"), between Gerry Diakow and the Company, the Work Program must be financed by December 31, 2000.

In partial satisfaction of the Work Program and under the terms of the Option Agreement, Gerry Diakow spent five (5) days between November 22, 1999 and November 27, 1999 examining, mapping, hand trenching and sampling the Hi-Ho Claims (the "Initial Reconnaissance"). As required by the Work Program, on February 3, 2000, Mr. Diakow prepared the initial engineering report, entitled "Prospecting Report on Rock Sampling over the Hi-Ho Property" (the "Prospecting Report"). A copy of the Prospecting Report is attached to this Annual Report as an exhibit, as is Mr. Diakow's consent to utilize the Prospecting Report for this purpose. In order to fulfil the requirements of the Work Program, Mr. Diakow will spend a further period of time (as yet undetermined), prior to December 31, 2000, examining, mapping, hand trenching and sampling the Hi-Ho Claims (the "Secondary Reconnaissance"). Following the Secondary Reconnaissance, and within two months, Mr. Diakow will prepare a final engineering report (the "Final Engineering Report"). The Final Engineering Report, together with the Prospecting Report, will fulfil the terms of the Work Program, as well as the requirements to hold the Hi-Ho Claims in good standing for between 3 and 4 years. Depending upon the economics of developing either an industrial mineral property or a precious metal property, a second phase of exploration may be commenced. The determination with respect to a second phase of exploration will be made by the President of the Company, Derek

Herman. The Company anticipates that the Secondary Reconnaissance under the Work Program will be completed by December 31, 2000.

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

Risk  Factors

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by the Company and its management in connection with its business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Risks  of  Exploration  and  Development

Resource exploration and development is by nature a speculative enterprise and therefore involves a high degree of risk. The marketability of any natural resources discovered by the Company will be affected by a number of factors beyond its control, including commodity price, currency volatility, the proximity and capacity of the natural resource markets and processing equipment, government regulations with respect to prices, taxes, royalties, land tenure, importing and exporting of minerals and environmental protection. In addition, few mineral exploration properties become commercially viable mines, and there cannot be any assurances that the exploration work carried out by the Company will lead to the discovery of an ore body which will result in a commercially viable or economically feasible mining operation. Although the exact effect of these factors cannot be accurately predicted, a combination of these factors may result in the Company not receiving adequate return on invested capital, and may have an adverse impact on the Company's continued operations.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

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

The words in BOLD PRINT in this section are defined at the beginning of this Annual Report: See "Glossary of Terms".

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

ITEM  3.     LEGAL  PROCEEDINGS

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer of affiliate of the Company, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

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

Recent  Sales  of  Unregistered  Securities

In the past fiscal year, the Company has sold the following common shares without registering such common shares under the Securities Act of 1933:

On March 15, 1999, the Company sold a total of 5,000,000 common shares at a price of $0.01 per common share, for total cash consideration of $50,000 to the following persons, relying on Rule 504 of Regulation D under the Securities Act of 1933, as amended. The price per share was established arbitrarily by the Company's management.


NUMBER OF COMMON
 CAPITAL SHARES   NAME                            CONSIDERATION
         497,500  Dream Weaver Investments Ltd..  $        4,975
         497,500  Cronwall Investments Ltd.. . .  $        4,975
----------------  ------------------------------  --------------
         497,500  Spirit Investments Ltd. (1). .  $        4,975
                  ------------------------------  --------------
         497,500  Lamplighter Investments Ltd. .  $        4,975
                  ------------------------------  --------------
         497,500  Strathburn Investments Ltd.. .  $        4,975
                  ------------------------------  --------------
         497,500  Dynamic Investments Ltd. . . .  $        4,975
                  ------------------------------  --------------
         497,500  Anchor Cove Investments Ltd. .  $        4,975
                  ------------------------------  --------------
         497,500  Aero Atlantic Ltd. . . . . . .  $        4,975
                  ------------------------------  --------------
         497,500  Sonora Capital Corp. . . . . .  $        4,975
                  ------------------------------  --------------
         497,500  Castaways Holdings . . . . . .  $        4,975
                  ------------------------------  --------------
           1,000  Farrel Barwin. . . . . . . . .  $           10
                  ------------------------------  --------------


           1,000  Bill Turner. . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Derek Herman . . . . . . . . .  $           10
                  ------------------------------  --------------
           2,000  Zvi Mammon . . . . . . . . . .  $           20
                  ------------------------------  --------------
           1,000  Darryl Fain. . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Brandon Barwin . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Phil DuBois. . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Michael O'Brien. . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Don Graham . . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Serena Sive. . . . . . . . . .  $           10
                  ------------------------------  --------------
           2,000  Norman Mammon. . . . . . . . .  $           20
                  ------------------------------  --------------
           1,000  Laurie Stringer. . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Matt Emery . . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Dan Isserow. . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Russ Isaac . . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Phillip Levinson . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Gary Treisman. . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Kevin Ossip. . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Sydney Broer . . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Kathy Robinson . . . . . . . .  $           10
                  ------------------------------  --------------
           1,000  Jonty McNair . . . . . . . . .  $           10
                  ------------------------------  --------------
           2,000  Gisele Decker. . . . . . . . .  $           20
================  ==============================  ==============

(1) Derek Herman is the authorized signatory for, but not the beneficial owner of, the shares owned by Spirit Investments Ltd.

ITEM  6.     PLAN  OF  OPERATION

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

ITEM  7.     FINANCIAL  STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of Davidson & Company, for the audited interim financial statements for the quarters ended June 30, 1999, September 30, 1999 and December 31, 1999 are included herein immediately preceding the audited consolidated financial statements. Audited Consolidated Financial Statements and Financial Statement Schedules by Davidson and Company:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The following table and text sets forth the name and age of the Company's sole director, sole executive officer and sole significant employee as of February 29, 2000. The present director will serve until the next Annual General Meeting of shareholders and until his successor(s) is/are elected and qualified, or until his earlier death, retirement, resignation or removal. Also provided is a brief description of the business experience of the sole director, executive officer and significant employee during the past five years and an indication of directorships held by the sole director in other companies subject to the reporting requirements under the federal securities laws.


1.     Directors,  executive  officers  and  other  significant  employees:

                                                        DATE FIRST ELECTED OR
NAME            POSITION HELD WITH THE COMPANY     AGE        APPOINTED
              President, Secretary, Treasurer and        March 4, 1999 (as to
Derek Herman               Director                46       all positions)
------------  -----------------------------------  ---  ----------------------

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

Section  16(a)  Beneficial  Ownership  Reporting  Compliance


The sole officer and director of the Company, who beneficially owned more than 10% of the Company's common shares, made the following late filing:

                                         NUMBER OF
                                      TRANSACTIONS NOT
                                       REPORTED ON A    FAILURE TO FILE
NAME          NUMBER OF LATE REPORTS    TIMELY BASIS    REQUESTED FORMS
------------  ----------------------  ----------------  ---------------
Derek Herman            1                    1                Nil
------------  ----------------------  ----------------  ---------------

No Form 4s or Form 5s were required to be filed by the Company's sole director and officer.

ITEM  10.     EXECUTIVE  COMPENSATION

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

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


As of February 29, 2000, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:

                          NAME AND ADDRESS OF            AMOUNT AND NATURE OF
TITLE OF CLASS             BENEFICIAL OWNER              BENEFICIAL OWNERSHIP  PERCENTAGE OF CLASS(1)
                Dream Weaver Investments Ltd.
Common . . . .  Glendenning House, 618 Wicklow Street,
Shares . . . .  Dublin 2 Ireland                                      497,500                   9.95%
                Cronwall Investments Ltd.
Common . . . .  Suite 95 East Bay Shopping Centre
 Shares. . . .  P.O. Box N-1836, Nassau, Bahamas                      497,500                   9.95%
--------------  ---------------------------------------  --------------------  ----------------------
                Spirit Investments Ltd. (2)
Common . . . .  16 Promenade Saint-Antoine
 Shares. . . .  1204 Geneva, Switzerland                              497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Lamplighter Investments Ltd.
Common . . . .  88 Ellis Road, Crowthorne Berks
 Shares. . . .  England RG45 6PN                                      497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Strathburn Investments Ltd.
Common . . . .  Suite 95 East Bay Shopping Centre
 Shares. . . .  P.O. Box N-1836, Nassau, Bahamas                      497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Dynamic Investments Ltd.
                Penthouse Suite, Buckingham Square
Common . . . .  West Bay Road, SMB,
 Shares. . . .  Grand Cayman, Cayman Islands, BWI                     497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Anchor Cove Investments Ltd.
                2 Elyston Court, Howard's Lane,
Common . . . .  Putney, London,
 Shares. . . .  England  SW15 6QH                                     497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Aero Atlantic Ltd.
Common . . . .  Palm Chambers, P.O. Box 119
 Shares. . . .  Roadtown, Tortola, BVI                                497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Sonora Capital Corp.
Common . . . .  1000 - 355 Burrard Street
 Shares. . . .  Vancouver, BC  V6C 2G8  Canada                        497,500                   9.95%
                ---------------------------------------  --------------------  ----------------------
                Castaways Holdings
Common . . . .  Palm Chambers, P.O. Box 119
 Shares. . . .  Roadtown, Tortola, BVI                                497,500                   9.95%
==============  =======================================  ====================  ======================

(1)     Based  on  5,000,000  shares  outstanding  as  of  February  29,  2000.
(2)     Derek  Herman  is  the  authorized signatory for, but not the beneficial owner of, the shares owned  by  Spirit  Investments  Ltd.


The  following  table  lists,  as  of  February  29,  2000, the number of common shares beneficially  owned, and the percentage of the Company's common shares so owned, by the sole  director  and  officer.

                      NAME AND ADDRESS OF         AMOUNT AND NATURE OF   PERCENTAGE OF
TITLE OF CLASS          BENEFICIAL OWNER          BENEFICIAL OWNERSHIP      CLASS(1)
==============  ================================  =====================  ==============
                Derek Herman
                302 - 1825 West 8th Avenue
Common Shares.  Vancouver, BC  V5E 1E3  Canada               498,500(2)           10.0%
Common Shares.  Directors and Officer as a group               498,500            10.0%
==============  ================================  =====================  ==============

(1)     Based  on  5,000,000  shares  outstanding  as of February 29, 2000 and, as to a specific  person,  shares  issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock  options.
(2)     Spirit  Investments Ltd. (16 Promenade Saint-Antoine, 1204 Geneva, Switzerland)
owns  497,500 of the total number of common shares held by Derek Herman.  Mr. Herman is the  authorized  signatory  for,  but  not the beneficial owner of, the shares owned by
Spirit  Investments  Ltd.


Changes  in  Control

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

Derek Herman is the sole promoter of the Company. He subscribed for and was issued 1,000 common shares of the Company at a price of $0.01 per share (see Items 5 and 11).

ITEM  13.     FINANCIAL  STATEMENTS  AND  EXHIBITS

Financial  Statements  Filed  as  Part  of  the  Annual  Report:

See  Item  7  (Financial  Statements)

Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit     Description
Number
(3)     Articles  of  Incorporation  and  By-laws:

     3.1 Articles of Incorporation effective March 3, 1999 (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)
     3.2 By-Laws effective March 4, 1999 (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

(10)     Material  Contracts

     10.1 Option Agreement dated July 20, 1999 (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)
     10.2 Assignment Agreement dated July 20, 1999 (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)
     10.3 Amending Agreement dated February 9, 2000 (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

(21)     Name  of  Subsidiaries

     Nil.

(27)     Financial  Data  Schedule

(99)     Other

     99.1 Report entitled "Exploration Potential of Hi-Ho Claims, Garnet Creek", prepared March 11, 1999 by Douglas H. Hopper (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)
     99.2 Report entitled "Prospecting Report on Rock Sampling over the Hi-Ho Property, prepared February 3, 2000 by Gerry Diakow (incorporated. by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     QUILCHENA  RESOURCES,  INC.

     By:     /s/  Derek  Herman
             ------------------
          Derek  Herman,  President

     Date:     March  30,  2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:     /s/  Derek  Herman
             ------------------
          Derek  Herman,  President

     Date:     March  30,  2000