Form 10QSB
period 2000-03-31
QUILCHENA RESOURCES INC
filed 2000-05-15
CIK 1082539

OMB APPROVAL
                                            ------------
                                  OMB  Number  3235-0416
                                  ----------------------
                                Expires:  May  31,  2000
                              Estimated  average  burden
                           hours  per  response:  9708.0
                           -----------------------------

                  UNITED  STATES
    SECURITIES  AND  EXCHANGE  COMMISSION
            WASHINGTON,  D.C.  20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934
               For  the  quarterly  period  ended  March  31,  2000
                                                   ----------------

    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
               For  the  transition  period  from          to

               Commission  file  number  000-28183
                                         ---------

                            QUILCHENA RESOURCES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                     91-2006414
           ------                                     ----------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

                           #3400 - 666 BURRARD STREET
                  VANCOUVER, BRITISH COLUMBIA, CANADA  V6C 3M7
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-3929
                                 --------------
                           (Issuer's telephone number)


                                       ---
    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,000,000  common  shares  issued  and  outstanding,  as  of  April  14,  2000
------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):   Yes    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Quilchena Resources Inc.'s (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached to this Quarterly Report (see Part II, Item 6).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

There have been no material developments since the Company filed its Form 10-KSB Annual Report on March 30, 2000.

General

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

The  Work  Program

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

Cash  Requirements

The Company's cash requirements for the period ending March 31, 2001 are estimated at CDN$4,215 for completion of the Work Program. As the Company has the funds to satisfy its cash requirements, it does not anticipate having to raise additional funds over the next 12 months.

Exploration  and  Development

To date, the Company has not expended significant funds for exploration and development. The Exploration Report was prepared prior to Company entering into the Assignment Agreement. Pursuant to the Assignment Agreement, the Company paid the sum of $10,000 to Wet Coast to acquire Wet Coast's interest in the Option Agreement. The Company anticipates that it will spend approximately CDN$4,215 on further exploration and development through March 31, 2001, in the form of financing of the Final Reconnaissance under the Work Program. The Company does not anticipate that it will expend further funds for exploration and development through March 31, 2001, and will not know whether it will expend any funds after that date until it receives and reviews the Final Engineering Report.

Purchase  of  Significant  Equipment

The Company does not intend to purchase any significant equipment through March 31, 2001.

Employees

At this time, the Company does not anticipate a change in the number of employees it retains (currently one employee).

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any director, officer or affiliate of the Company, or any registered or beneficial shareholder is an adverse party of has a material interest adverse to the Company.

ITEM  2.     CHANGES  IN  SECURITIES.

The Company did not issue any securities during the quarter ended March 31, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  applicable.

ITEM  5.     OTHER  INFORMATION.

Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Report  on  Form  8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

     The  Company's  unaudited  financial  statements  include:

          Balance  Sheets
          Statements  of  Operations
          Statements  of  Changes  in  Stockholders  Equity
          Statements  of  Cash  Flows
          Notes  to  the  Financial  Statements

                            QUILCHENA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)
                                   (UNAUDITED)

                                MARCH  31,  2000



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
BALANCE  SHEETS
(Unaudited)


                                                     March  31,                               December
                                                          2000                                31, 1999
                                                -------------  ---------------------------------------


ASSETS

Current
 Cash and cash equivalents . . . . . . . . . . . .  $     25,437   $                            40,964
==================================================  =============  ====================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current
 Accounts payable and accrued liabilities. . . . .  $      9,600   $                             4,424
                                                    -------------  ------------------------------------

Stockholders' equity
 Capital stock (Note 5)
   Authorized
    200,000,000   common shares, par value of $0.001
   Issued and outstanding
   5,000,000 common shares . . . . . . . . . . . .         5,000                                 5,000
 Additional paid-in capital. . . . . . . . . . . .        45,000                                45,000
 Deficit accumulated during the exploration stage.       (34,163)                              (13,460)
                                                    -------------  ------------------------------------

 Total stockholders' equity. . . . . . . . . . . .        15,837                                36,540
                                                    -------------  ------------------------------------

Total liabilities and stockholders' equity . . . .  $     25,437   $                            40,964
==================================================  =============  ====================================

HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

GOING CONCERN (Note 2)


/s/  Derek  Herman
------------------
Director

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Unaudited)



                               Cumulative
                                     from
                            Incorporation
                                       on
                           March  3,  1999     Three  Month
                                        to    Period  Ended
                                 March  31,      March  31,
                                      2000             2000
                                   -------       ----------

EXPENSES
 Incorporation costs. . . . . . . .  $   640  $        -
 Legal and audit fees . . . . . . .   19,643      17,719
 Transfer agent fees. . . . . . . .      896           -
 Mineral property acquisition costs   12,984       2,984
                                     -------  ----------

LOSS FOR THE PERIOD . . . . . . . .  $34,163  $   20,703
===================================  =======  ==========


BASIC AND DILUTED LOSS PER SHARE. .  $     -  $     0.01
===================================  =======  ==========


WEIGHTED AVERAGE SHARES OUTSTANDING        -   5,000,000
===================================  =======  ==========



THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(Unaudited)


                                                                 Deficit
                                                             Accumulated
                                                Additional    During the
                                Common  Stock      Paid-in   Exploration
                                -------------      Capital         Stage
                               Shares    Amount                             Total
                              ---------  -------  ---------  ---------  ---------


INCORPORATION, MARCH 3, 1999          -  $     -  $      -   $      -   $      -

Shares issued for cash . . .  5,000,000    5,000    45,000          -     50,000

Loss for the period. . . . .                     -        -   (13,460)   (13,460)
                              ---------  -------  ---------  ---------   --------

BALANCE, DECEMBER 31, 1999 .  5,000,000    5,000    45,000    (13,460)    36,540

Loss for the period. . . . .          -        -         -    (20,703)   (20,703)
                              ---------  -------  ---------  ---------  ---------

BALANCE, MARCH 31, 2000. . .  5,000,000  $ 5,000  $ 45,000   $(34,163)  $ 15,837
============================  =========  =======  =========  =========  =========







   The accompanying notes are an integral part of these financial statements.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Unaudited)



                                                 Cumulative
                                                       from
                                              Incorporation
                                                         on
                                               March 3, 1999     Three Month
                                                          to    Period Ended
                                                    March 31,      March 31,
                                                         2000           2000
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period .    . . . . . . . . .            $(34,163)  $(20,703)
 Change in other operating assets and liabilities:
 Increase in accounts payable and accrued liabilities.    9,600      5,176
                                                       ---------  ---------

 Net cash used in operating activities  . . . . . . .   (24,563)   (15,527)
                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net cash used in investing activities . .. . . . . .         -          -
                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of capital stock for cash. .. . . . . . . .    50,000          -
                                                       ---------  ---------

 Net cash provided by financing activities  . . . . .    50,000          -
                                                       ---------  ---------

CHANGE IN CASH AND EQUIVALENTS DURING THE PERIOD . ..    25,437    (15,527)

Cash and equivalents, beginning of period. . . . . ..         -     40,964
                                                       ---------  ---------

Cash and equivalents, end of period.. . . . . . . . .  $ 25,437   $ 25,437
===================================================================================================================================

CASH PAID DURING THE PERIOD FOR:
 Interest expense. .  . . . . . . . . . . . . . . . .  $      -   $      -
 Income taxes. . . . . . . . . . .. . . . . . . . . .         -          -
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     There were no significant non-cash transactions for the three month period ended March 31,
     2000 and for the period from incorporation on March 3, 1999 to March 31, 2000.



THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
MARCH  31,  2000

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

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations changes in stockholders' equity and cash flows at March 31, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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



                                                     March               December
                                                   31, 2000              31, 1999
                                                  ----------  -------------------
Deficit accumulated during the exploration stage  $ (34,163)  $          (13,460)
Working capital. . . . . . . . . . . . . . . . .     15,837               36,540
================================================  ==========  ===================


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

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
MARCH  31,  2000

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

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


     RESOURCE  PROPERTIES

     Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value.


     ENVIRONMENTAL  REQUIREMENTS

     At the report date, environmental requirements related to mineral claims acquired (Note 4) are unknown and therefore an estimate of any future cost cannot be made.


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


     LOSS  PER  SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

     FOREIGN  CURRENCY  TRANSLATION

Translation amounts denominated in foreign currencies are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
MARCH  31,  2000

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

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

     COMPREHENSIVE  INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2000.

     ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND  HEDGING  ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.


4.     MINERAL  PROPERTY

     On July 20, 1999, the Company acquired a 100% interest in the Hi-Ho 1-10 mining claims located in the New Westminster Mining Division of British Columbia for $10,000 (paid). As the claims do not contain any known reserves, the acquisition costs have been expensed during the period ended December 31, 1999. To exercise its option, the Company must complete a recommended work program in the amount of CDN$8,495 by July 20, 2000. As at March 31, 2000, the Company contributed CDN$4,280 to the work program.

5.   CAPITAL  STOCK

     The authorized common stock of the Company is 200,000,000 shares of common stock with a par value of $0.001 per share. All of the issued and outstanding shares are fully paid and non-assessable. All shares have equal voting rights and, when validly issued, are entitled to one vote per share in all matters to be voted upon by the stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of common shares are entitled to share rateable in dividends, as may be declared from time to time by the Board of Directors in its discretion, from funds legally available for dividend payments.

     The Company has issued 5,000,000 common shares under Rule 504 of Regulation D of the Securities Act of 1933, at a price of $0.01 per share, for total proceeds of $50,000.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
MARCH  31,  2000

6.     INCOME  TAXES

     The  Company's  total  deferred  tax  is  as  follows:

                                                                   March  31,       December  31,
                                                                         2000                1999
                                                                     --------              ------
Tax benefit of net operating loss carryforward . . . . . . . . . . .  $ 5,124                 520
Valuation allowance . . . . . . . . . . . . . . . . . . .  . . . . .   (5,124)               (520)
                                                                      --------              ------
                                                                      $   -                 $   -
                                                                      ========              ======

The Company has a net operating loss carryforward of approximately $34,163.  The
Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.




Exhibits  Required  by  Item  601  of  Regulation  S-B

Exhibit   Description
Number

(3)       Articles  of  Incorporation  and  By-laws:

          3.1 Articles of Incorporation effective March 3, 1999 (incorporated by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

          3.2 By-Laws effective March 4, 1999 (incorporated by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

(10)      Material  Contracts

          10.1 Amending Agreement dated February 9, 2000 (incorporated by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

(21)      Name  of  Subsidiaries

          Nil.

(27)      Financial  Data  Schedule

(99)      Other

          99.1     Report  entitled  "Prospecting  Report on Rock Sampling
                   over the Hi-Ho  Property",  prepared  February  3,  2000
                   by Gerry Diakow (incorporated by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


QUILCHENA  RESOURCES  INC.

By:     /s/  Derek  Herman
        ------------------
       Derek  Herman,  President/Director

Date:     May  12,  2000