Form 10QSB
period 2000-06-30
QUILCHENA RESOURCES INC
filed 2000-08-11
CIK 1082539

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

     For  the  quarterly  period  ended  June  30,  2000
                                         ---------------

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

    For  the  transition  period  from  to

    Commission  file  number  000-28183
                               ---------

                            QUILCHENA RESOURCES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                91-2006414
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           #3400 - 666 BURRARD STREET
                  VANCOUVER, BRITISH COLUMBIA, CANADA  V6C 3M7
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-3929
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
    (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,000,000  common  shares  issued  and  outstanding,  as  of  July  31,  2000
-----------------------------------------------------------------------------
Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ]    No[X]

                          PART I- FINANCIAL INFORMATION

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




                            QUILCHENA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                  JUNE 30, 2000


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
BALANCE  SHEETS
(Expressed  in  United  States  Dollars)
(Unaudited)



                                                                 June 30,        December 31,
                                                                    2000                1999



             ASSETS


             CURRENT
              Cash and cash equivalents . . . . . . . . . . . .  $       4,868   $ 40,964
             ==================================================  ==============  =========



             LIABILITIES AND STOCKHOLDERS' EQUITY


             CURRENT
              Accounts payable and accrued liabilities. . . . .  $           -   $  4,424
                                                                 --------------  ---------

             STOCKHOLDERS' EQUITY
              Capital stock (Note 5)
                Authorized
                  200,000,000  common shares, par value of $0.001
                Issued and outstanding
                    5,000,000  common shares                             5,000      5,000
              Additional paid in capital. . . . . . . . . . . .         45,000     45,000
              Deficit accumulated during the exploration stage.        (45,132)   (13,460)
                                                                 --------------  ---------

              Total stockholders' equity. . . . . . . . . . . .          4,868     36,540
                                                                 --------------  ---------

              Total liabilities and stockholders' equity. . . .  $       4,868   $ 40,964
             ==================================================  ==============  =========



HISTORY AND ORGANIZATION OF THE COMPANY (Note 1)

GOING CONCERN (Note 2)

The accompanying notes are an integral part of these financial statements.



QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Expressed  in  United  States  Dollars)
(Unaudited)



                                    Cumulative
                                       From                                                          Period From
                                   Incorporation                                                   Incorporation
                                        on           Three Month     Three Month      Six Month               on
                                   March 3, 1999    Period Ended     Period Ended   Period Ended   March 3, 1999
                                    to June 30,        June 30,         June 30,       June 30,     to March 31,
                                          2000            2000             1999          2000               1999
                                  ---------------  ---------------  --------------  -------------  --------------



EXPENSES
 Incorporation costs . . . . . .  $          640   $            -   $         640   $           -  $            -
 Filing and transfer agent fees.           1,765              869               -             869               -
 Legal and audit fees. . . . . .          29,743           10,100           1,523          27,819               -
 Mineral property
   acquisition costs . . . . . .          12,984                -               -           2,984               -
                                  ---------------  ---------------  --------------  -------------  --------------


LOSS FOR THE PERIOD . .           $       45,132   $       10,969   $       2,163   $      31,672  $            -
================================  ===============  ===============  ==============  =============  ==============


BASIC AND DILUTED LOSS PER SHARE                   $        (0.01)  $        (0.01)  $       (0.01)  $        0.00
================================                   ===============  ===============  ==============  =============


WEIGHTED AVERAGE SHARES
 OUTSTANDING . . . . . . . . . .                        5,000,000        5,000,000       5,000,000       2,586,207
================================                   ===============  ===============  ==============  =============




The accompanying notes are an integral part of these financial statements.


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(Expressed  in  United  States  Dollars)
(Unaudited)



                                                                            Deficit
                                                                            Accumulated
                                                              Additional    During the
                                         Common Stock         Paid-in       Exploration
                                     Shares        Amount     Capital       Stage         Total
                                  ------------  -----------  ------------  ---------     ---------

Inception, March 3, 1999 . .                 -  $         -  $          -  $      -      $      -

Shares issued for cash . . . . .     5,000,000        5,000        45,000         -        50,000

Loss for the period. . . . . . .             -            -             -   (13,460)      (13,460)
                                  ------------  -----------  ------------  ---------     ---------

Balance at December 31, 1999         5,000,000        5,000        45,000   (13,460)       36,540

Loss for the period. . . . . . .             -            -             -   (31,672)      (31,672)
                                  ------------  -----------  ------------  ---------     ---------

Balance at June 30, 2000 . .         5,000,000  $     5,000  $     45,000  $(45,132)     $  4,868
================================  ============  ===========  ============  =========     =========



The accompanying notes are an integral part of these financial statements.


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Expressed  in  United  States  Dollars)
(Unaudited)



                                                                                                                   Period From
                                                                                    Cumulative                   Incorporation
                                                                                       From                                 on
                                                                                   Inception on      Six Month        March 3,
                                                                                   March 3, 1999    Period Ended       1999 to
                                                                                    to June 30,       June 30,        June 30,
                                                                                       2000             2000              1999
                                                                                  --------------  ---------------    ----------




CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (45,132)  $      (31,672)    $  (2,163)

 Changes in non-cash working capital items:
   Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . .              -           (4,424)        1,523
                                                                                  --------------  ---------------     ----------

 Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . .        (45,132)         (36,096)         (640)
                                                                                  --------------  ---------------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of capital stock for cash. . . . . . . . . . . . . . . . . . . . . . .         50,000                -        12,500
                                                                                  --------------  ---------------     ----------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . . . .         50,000                -        12,500
                                                                                  --------------  ---------------     ----------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD. . . . . . . . . . . . . .          4,868          (36,096)       11,860


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . .                        -           40,964             -
                                                                                  --------------  ---------------     ----------


CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . .            $       4,868   $        4,868     $  11,860
================================================================================  ==============  ===============    ==========


CASH PAID DURING THE PERIOD FOR INTEREST EXPENSE . . . . . . . . . . . . . . . .  $           -   $            -
================================================================================  ==============  ===============


CASH PAID DURING THE PERIOD FOR INCOME TAXES . . . . . . . . . . . . .            $           -   $            -
================================================================================  ==============  ===============

SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES (Note 6)

The accompanying notes are an integral part of these financial statements.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
JUNE  30,  2000


1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

     The Company was formed on March 3, 1999 under the Laws of the State of Nevada and is in the business of exploration and development of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


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


                                                       June 30,     December 31,
                                                          2000              1999
                                                          ----             -----

Deficit accumulated during the exploration stage     $  (45,132)     $  (13,460)
Working  capital                                          4,868          36,540
================                                         ======          =======


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

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
JUNE  30,  2000


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

     NEW  ACCOUNTING  STANDARDS

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

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
JUNE  30,  2000




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


     COMPREHENSIVE  INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total shareholders' equity as of June 30, 2000.



4.     MINERAL  PROPERTY

     On July 20, 1999, the Company acquired a 100% interest in the Hi-Ho 1-10 mining claims located in the New Westminster Mining Division of British Columbia for $10,000 (paid). As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended December 31, 1999. To exercise its option, the Company must complete a recommended work program in the amount of CDN$8,495 by December 31, 2000. As at June 30, 2000, the Company contributed CDN$4,280 to the work program.



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

6.     SUPPLEMENTAL  DISCLOSURE  FOR  NON-CASH  FINANCING  AND     INVESTING
ACTIVITIES

There  were  no  significant non-cash transactions during the periods presented.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
JUNE  30,  2000




7.     INCOME  TAXES

     The  Company's  total  deferred  tax  asset  at  June  30  is  as  follows:


                                                   June  30,     December  31,
                                                        2000              1999
                                                        ----              ----

Tax benefit of net operating loss carryforward      $ 6,770           $  2,019
Valuation  allowance                                 (6,770)            (2,019)
                                                     -------            -------

                                                    $  -              $  -
                                                      ====              ====

The Company has a net operating loss carryforward of approximately $45,132. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

There have been no material developments since the Company filed its Form 10-KSB Annual Report on March 30, 2000, and its Form 10-QSB Quarterly Report on May 15, 2000.

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

Cash  Requirements

The Company's cash requirements for the period ending June 30, 2001 are estimated at $100,000, including CDN$4,215 for completion of the Work Program. The Company currently has limited funds available, and should it require additional funds over the next 12 months, the Company anticipates that it will raise additional capital through a private placement.

Exploration  and  Development

To date, the Company has not expended significant funds for exploration and development. The Exploration Report was prepared prior to Company entering into the Assignment Agreement. Pursuant to the Assignment Agreement, the Company paid the sum of $10,000 to Wet Coast to acquire Wet Coast's interest in the Option Agreement. The Company anticipates that it will spend approximately $50,000 on further exploration and development (including CDN$4,215 on the completion of the Work Program) through June 30, 2001, in the form of financing of the Final Reconnaissance under the Work Program, and in the event that further exploration and development is deemed economically and commercially viable, a further $50,000 in this regard. The Company does not anticipate that it will expend additional funds for exploration and development through June 30, 2001, and will not know whether it will expend any funds after that date until it receives and reviews the Final Engineering Report.

Purchase  of  Significant  Equipment

The Company does not intend to purchase any significant equipment through June 30, 2001.

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

ITEM  2.     CHANGES  IN  SECURITIES.

The Company did not issue any securities during the quarter ended June 30, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Report  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

     The  Company's  unaudited  financial  statements  include:

          Balance  sheets

          Statements  of  Operations

          Statements  of  Changes  in  Stockholders'  Equity

          Statements  of  Cash  Flows

          Notes  to  the  Financial  Statements

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

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     QUILCHENA  RESOURCES  INC.

     By:     /s/  Derek  Herman
             Derek  Herman,  President/Director

     Date:     August 11,  2000