Form 10QSB
period 2000-09-30
QUILCHENA RESOURCES INC
filed 2000-11-09
CIK 1082539

OMB APPROVAL
                                                          OMB  Number  3235-0416
                                                        Expires:  May  31,  2000
                                                      Estimated  average  burden
                                                   hours  per  response:  9708.0

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2000
                                         --------------------

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
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                           #3400 - 666 BURRARD STREET
                  VANCOUVER, BRITISH COLUMBIA, CANADA  V6C 3M7
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-3929
                                 --------------
                           (Issuer's telephone number)

                                  not applicable
                                  --------------
    (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

25,000  common  shares  issued  and  outstanding,  as  of  October  31,  2000
-----------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one):   Yes [ ]  No[X]

                          PART I- FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

Quilchena Resources Inc.'s (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management of the Company that the interim financial statements for the quarter ended September 30, 2000 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver,  British  Columbia                         /s/ Derek Herman
Dated:  November 7, 2000                              Director  of  the  Company

                            QUILCHENA RESOURCES, INC.
                         (AN EXPLORATION STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (EXPRESSED IN UNITED STATES DOLLARS)


                               SEPTEMBER 30, 2000


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
BALANCE  SHEETS
(Expressed  in  United  States  Dollars)
(Unaudited)


                                                                 September 30,   December 31,
                                                                          2000           1999
             ASSETS

             CURRENT
              Cash and cash equivalents . . . . . . . . . . . .  $           -   $ 40,964
             ==================================================  ==============  =========


             LIABILITIES AND STOCKHOLDERS' EQUITY


             CURRENT
              Accounts payable and accrued liabilities. . . . .  $           -   $  4,424
                                                                 --------------  ---------

             STOCKHOLDERS' EQUITY
              Capital stock (Note 5)
                Authorized
                 200,000,000 common shares, par value of $0.001
                Issued and outstanding
                 5,000,000 common shares. . . . . . . . . . . .          5,000      5,000

              Additional paid in capital. . . . . . . . . . . .         45,000     45,000
              Deficit accumulated during the exploration stage.        (50,000)   (13,460)
                                                                 --------------  ---------

              Total stockholders' equity. . . . . . . . . . . .              -     36,540
                                                                 --------------  ---------

              Total liabilities and stockholders' equity. . . .  $           -   $ 40,964
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


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Expressed  in  United  States  Dollars)
(Unaudited)


                                    Cumulative
                                       From                                                             Period From
                                   Incorporation                                                      Incorporation
                                        on                                                                  on
                                   March 3, 1999     Three Month      Three Month      Nine Month     March 3, 1999
                                        to          Period Ended     Period Ended     Period Ended          to
                                   September 30,    September 30,    September 30,    September 30,   September 30,
                                       2000             2000             1999             2000             1999
                                  ---------------  ---------------  ---------------  ---------------  --------------

EXPENSES
 Incorporation costs . . . . . .  $          640   $            -   $          640   $            -   $          640
 Filing and transfer agent fees.           2,896            1,131                -            2,000                -
 Legal and audit fees. . . . . .          33,480            3,737            1,523           31,556            1,523
 Mineral property acquisition
   costs . . . . . . . . . . . .          12,984                -                -            2,984                -
                                  ---------------  ---------------  ---------------  ---------------  --------------


LOSS FOR THE PERIOD. . . . . . .  $       50,000   $        4,868   $        2,163   $       36,540   $        2,163
================================  ===============  ===============  ===============  ===============  ==============


BASIC AND DILUTED LOSS PER SHARE                   $        (0.01)  $        (0.01)  $        (0.01)  $        (0.01)
================================                   ===============  ===============  ===============  ===============

WEIGHTED AVERAGE SHARES
 OUTSTANDING . . . . . . . . . .                        5,000,000        5,000,000        5,000,000        5,000,000
================================                   ===============  ===============  ===============  ===============



The accompanying notes are an integral part of these financial statements.


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
(Expressed  in  United  States  Dollars)
(Unaudited)

                                                                         Deficit
                                                                        Accumulated
                                                          Additional    During the
                                      Common Stock         Paid-in      Exploration
                                  Shares       Amount      Capital         Stage    Total
                               ------------  -----------  ------------  ---------  ---------


INCEPTION, MARCH 3, 1999. . .             -  $         -  $          -  $      -   $      -

Shares issued for cash. . . .     5,000,000        5,000        45,000         -     50,000

Loss for the period . . . . .             -            -             -   (13,460)   (13,460)
                               ------------  -----------  ------------  ---------  ---------

BALANCE AT DECEMBER 31, 1999.     5,000,000        5,000        45,000   (13,460)    36,540

Loss for the period . . . . .             -            -             -   (36,540)   (36,540)
                               ------------  -----------  ------------  ---------  ---------

BALANCE AT SEPTEMBER 30, 2000     5,000,000  $     5,000  $     45,000  $(50,000)  $      -
=============================  ============  ===========  ============  =========  =========



The accompanying notes are an integral part of these financial statements.


QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Expressed  in  United  States  Dollars)
(Unaudited)


                                                                                    Cumulative                      Period From
                                                                                       From                        Incorporation
                                                                                   Inception on                          on
                                                                                   March 3, 1999     Nine Month       March 3,
                                                                                        to          Period Ended      1999 to
                                                                                   September 30,    September 30,    September 30,
                                                                                       2000             2000             1999
                                                                                  ---------------  ---------------    ----------


CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (50,000)  $      (36,540)  $  (2,163)

 Changes in non-cash working capital item:
   Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . .               -           (4,424)      1,523
                                                                                  ---------------  ---------------  ----------

 Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . .         (50,000)         (40,964)       (640)
                                                                                  ---------------  ---------------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of capital stock for cash. . . . . . . . . . . . . . . . . . . . . . .          50,000                -      12,500
                                                                                  ---------------  ---------------  ----------

 Net cash provided by financing activities . . . . . . . . . . . . . . . . . . .          50,000                -      12,500
                                                                                  ---------------  ---------------  ----------


CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD. . . . . . . . . . . . . .               -          (40,964)     11,860


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .               -           40,964           -
                                                                                  ---------------  ---------------  ----------


CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . . .  $            -   $            -   $  11,860
================================================================================  ===============  ===============  ==========


CASH PAID DURING THE PERIOD FOR INTEREST EXPENSE . . . . . . . . . . . . . . . .                   $            -   $            -
================================================================================                   ===============  ===============


CASH PAID DURING THE PERIOD FOR INCOME TAXES . . . . . . . . . . . . . . . . . .                   $            -   $            -
================================================================================                   ===============  ===============

SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING ACTIVITIES (Note 6)


The accompanying notes are an integral part of these financial statements.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
SEPTEMBER  30,  2000

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

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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


                                                  September 30,     December 31,
                                                           2000             1999
                                                           ----            -----

Deficit accumulated during the exploration stage     $  (50,000)     $  (13,460)
Working  capital                                              -          36,540
                                                        =======          =======

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

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
SEPTEMBER  30,  2000

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

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
SEPTEMBER  30,  2000

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

     COMPREHENSIVE  INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

4.     MINERAL  PROPERTY

     On July 20, 1999, the Company acquired a 100% interest in the Hi-Ho 1-10 mining claims located in the New Westminster Mining Division of British Columbia for $10,000 (paid). As the claims do not contain any known reserves, the acquisition costs were expensed during the period ended December 31, 1999. To exercise its option, the Company must complete a recommended work program in the amount of CDN$8,495 by December 31, 2001. As at September 30, 2000, the Company contributed CDN$4,280 to the work program.

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

6.     SUPPLEMENTAL  DISCLOSURE  FOR  NON-CASH  FINANCING  AND     INVESTING
ACTIVITIES

There were no significant non-cash financing and investing transactions during the periods presented.

QUILCHENA  RESOURCES,  INC.
(An  Exploration  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
(Unaudited)
SEPTEMBER  30,  2000

7.     INCOME  TAXES

     The  Company's  total  deferred  tax  asset  at September 30 is as follows:



                                                 September 30,    December 31,
                                                     2000             1999
                                                ---------------  --------------
Tax benefit of net operating loss carryforward  $        7,500   $       2,019
Valuation allowance. . . . . . . . . . . . . .          (7,500)         (2,019)
                                                ---------------  --------------

                                                $            -   $           -
                                                ===============  ==============

     The Company has a net operating loss carryforward of approximately $50,000. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

There have been no material developments since the Company filed its Form 10-KSB Annual Report on March 30, 2000 and its Form 10-QSB Quarterly Reports on May 15, 2000 and August 11, 2000.

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

Pursuant to the terms of the Assignment Agreement, in order to exercise the Option, the Company must finance the work program on the Hi-Ho Claims (the "Work Program"), as recommended by Douglas H. Hopper, Consulting Geologist, in his report entitled "Exploration Potential of Hi-Ho Claims, Garnet Creek", dated March 11, 1999 (the "Exploration Report"). In the Exploration Report, Mr. Hopper estimates the total cost of the Work Program at CDN$8,495. Pursuant to the terms of an Amending Agreement dated February 9, 2000 (the "Amending Agreement"), between Gerry Diakow and the Company, the Work Program was to be financed by December 31, 2000. Pursuant to the terms of a Second Amending Agreement dated for reference August 1, 2000 (the "Second Amending Agreement"), between Gerry Diakow and the Company, the Work Program must now be financed no later than December 31, 2001. A copy of the Second Amending Agreement is attached to this Quarterly Report as an exhibit.

In partial satisfaction of the Work Program and under the terms of the Option Agreement, Gerry Diakow spent five (5) days between November 22, 1999 and November 27, 1999 examining, mapping, hand trenching and sampling the Hi-Ho Claims (the "Initial Reconnaissance"). As required by the Work Program, on February 3, 2000, Mr. Diakow prepared the initial engineering report, entitled "Prospecting Report on Rock Sampling over the Hi-Ho Property" (the "Prospecting Report"). In order to fulfil the requirements of the Work Program, Mr. Diakow will spend a further period of time (as yet undetermined), prior to December 31, 2001, examining, mapping, hand trenching and sampling the Hi-Ho Claims (the "Secondary Reconnaissance"). Following the Secondary Reconnaissance, and within two months, Mr. Diakow will prepare a final engineering report (the "Final Engineering Report"). The Final Engineering Report, together with the Prospecting Report, will fulfil the terms of the Work Program, as well as the requirements to hold the Hi-Ho Claims in good standing for between 3 and 4 years. Depending upon the economics of developing either an industrial mineral property or a precious metal property, a second phase of exploration may be commenced. The determination with respect to a second phase of exploration will be made by the President of the Company, Derek Herman. The Company anticipates that the Secondary Reconnaissance under the Work Program will be completed by December 31, 2001.

The  Work  Program

The Company has completed the Initial Reconnaissance under the Work Program with respect to the Hi-Ho Claims, and intends to implement the Secondary Reconnaissance prior to December 31, 2001. As set out in the Option Agreement and in accordance with the Work Program, Gerry Diakow will spend a further period of time (as yet undetermined) conducting the Secondary Reconnaissance, following which the Final Engineering Report will be completed. The Final Engineering Report will fulfil the Work Program and the requirements to hold the Hi-Ho Claims in good standing for between 3 and 4 years. Depending upon the economics of developing either an industrial mineral property or a precious metal property, a second phase of exploration may be commenced. A determination with respect to a second phase of exploration will be made by the President of the Company, Derek Herman, and will be dependent upon whether further exploration of the Hi-Ho Claims is deemed to be economically and commercially viable.

Cash  Requirements

The Company's cash requirements for the period ending September 30, 2001 are estimated at $100,000, including CDN$4,215 for completion of the Work Program. The Company currently has limited funds available, and should it require additional funds over the next 12 months, the Company anticipates that it will raise additional capital through a private placement.

Exploration  and  Development

To date, the Company has not expended significant funds for exploration and development. The Exploration Report was prepared prior to the Company entering into the Assignment Agreement. Pursuant to the Assignment Agreement, the Company paid the sum of $10,000 to Wet Coast to acquire Wet Coast's interest in the Option Agreement. The Company anticipates that it will spend approximately $50,000 on further exploration and development (including CDN$4,215 on the completion of the Work Program) through September 30, 2001, in the form of financing of the Secondary Reconnaissance under the Work Program, and in the event that further exploration and development is deemed economically and commercially viable, a further $50,000 in this regard. The Company does not anticipate that it will expend additional funds for exploration and development through September 30, 2001, and will not know whether it will expend any funds after that date until it receives and reviews the Final Engineering Report.

Purchase  of  Significant  Equipment

The Company does not intend to purchase any significant equipment through September 30, 2001.

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

ITEM  2.     CHANGES  IN  SECURITIES.

The Company did not issue any securities during the quarter ended September 30, 2000.

On October 4, 2000, an aggregate of 4,975,000 common shares in the capital of the Company were returned to treasury and cancelled as of June 28, 2000, as agreed by the Company and the 10 shareholders who returned the common shares to treasury for cancellation.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Report  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

Exhibit     Description
Number

(3)     Articles  of  Incorporation  and  By-laws:

     3.1 Articles of Incorporation effective March 3, 1999 (incorporated by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

     3.2 By-Laws effective March 4, 1999 (incorporated by reference from the Company's Form 10-SB (amended), filed on March 30, 2000)

(10)     Material  Contracts

     10.1 Second Amending Agreement between the Company and Gerry Diakow, dated for reference August 1, 2000

(27)     Financial  Data  Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     QUILCHENA  RESOURCES  INC.

     /s/ Derek Herman
     Derek  Herman,  President/Director
     Date:     November 7,  2000